Form 10-Q
period 2021-06-30
Pioneer Merger Corp.
filed 2021-08-13
CIK 1829797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, a total of 40,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PIONEER MERGER CORP.

Quarterly Report on Form 10-Q

Pioneer Merger Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$58,197	$—
Prepaid expenses	686,901	—
Total current assets	745,098	—
Deferred offering costs	—	517,758
Investments held in Trust Account	402,515,330	—
Total Assets	$403,260,428	$517,758

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$—	$25,324
Accrued expenses	239,406	387,058
Note payable - related party	200,000	115,388
Total current liabilities	439,406	527,770
Deferred underwriting commissions	14,087,500	—
Derivative warrant liabilities	33,593,830	—
Total liabilities	48,120,736	527,770

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 35,013,969 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	350,139,690	—

Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,236,031 and 0 shares issued and outstanding (excluding 35,013,969 and 0 shares subjection to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	524	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Retained earnings (accumulated deficit)	4,998,472	(35,012)
Total shareholders' equity (deficit)	5,000,002	(10,012)
Total Liabilities and Shareholders' Equity (Deficit)	$403,260,428	$517,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pioneer Merger Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021

General and administrative expenses	$675,043	$1,038,239
General and administrative expenses - related party	—	—
Loss from operations	(675,043)	(1,038,239)

Other income (expenses)
Loss on excess of fair value over cash received for Private Placement warrants	—	(737,000)
Change in fair value of derivative warrant liabilities	(12,607,330)	(4,023,500)
Offering costs - derivative warrant liabilities	—	(1,080,020)
Interest income from investments held in Trust Account	6,728	15,330
Net loss	$(13,275,645)	$(6,863,429)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	40,250,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B non-redeemable shares	10,062,500	9,982,735
Basic and diluted net loss per share, Class B non-redeemable shares	$(1.32)	$(0.69)

The accompanying notes are an integral part of these condensed consolidated financial statements

Pioneer Merger Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(35,012)	$(10,012)
Sale of units in initial public offering, less allocation to derivative warrant liabilities	40,250,000	4,025	—	—	383,712,645	—	383,716,670
Offering costs	—	—	—	—	(21,703,537)	—	(21,703,537)
Shares subject to possible redemption	(36,341,533)	(3,634)	—	—	(362,033,102)	(1,378,594)	(363,415,330)
Net income	—	—	—	—	—	6,412,216	6,412,216
Balance — March 31, 2021 (unaudited)	3,908,467	$391	10,062,500	$1,006	$—	$4,998,610	$5,000,007
Shares subject to possible redemption	1,327,564	133	—	—	—	13,275,507	13,275,640
Net loss	—	—	—	—	—	(13,275,645)	(13,275,645)
Balance — June 30, 2021 (unaudited)	5,236,031	524	10,062,500	1,006	—	4,998,472	5,000,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pioneer Merger Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(6,863,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(15,330)
Loss on excess of fair value over cash received for Private Placement warrants	737,000
Change in fair value of derivative warrant liabilities	4,023,500
Offering costs - derivative warrant liabilities	1,080,020
Changes in operating assets and liabilities:
Prepaid expenses	(686,901)
Accounts payable	(25,324)
Accrued expenses	157,348
Net cash used in operating activities	(1,593,116)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	226,000
Repayment of note payable to related party	(141,388)
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Offering costs paid	(8,483,299)
Net cash provided by financing activities	404,151,313

Net change in cash	58,197

Cash — beginning of the period	—
Cash — end of the period	$58,197

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$14,087,500
Reversal of accrued offering costs	$375,000
Initial value of Class A ordinary shares subject to possible redemption	$355,174,100
Change in value of Class A ordinary shares subject to possible redemption	$(5,034,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Pioneer Merger Corp. (the “Company” or “Pioneer”) was incorporated as a Cayman Islands exempted company on October 21, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from October 21, 2020 through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination including the proposed business combination with Acorns Grow Incorporated (“Acorns”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $405.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

On May 26, 2021, Pioneer entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Pioneer, Pioneer SPAC Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pioneer (“Pioneer Merger Sub”), and Acorns, a Delaware corporation.

The Business Combination Agreement provides for, among other things, the following transactions on the Closing Date (as defined in the Business Combination Agreement): (i) Pioneer will domesticate as a Delaware corporation pursuant to Section 388 of the General Corporation Law of the State of Delaware and Part XII of the Cayman Islands Companies Law (2020 Revision) (the “Domestication”) and, in connection with the Domestication, (A) Pioneer’s name will be changed to “Acorns Holdings, Inc.” (“New Acorns”), (B) each issued and outstanding Class A ordinary share of Pioneer and each issued and outstanding Class B ordinary share of Pioneer will be converted into one share of common stock of New Acorns (collectively, the “New Acorns Common Stock”), and (C) each issued and outstanding whole warrant  to purchase Class A ordinary shares of Pioneer (but subject to the forfeiture, pursuant to the terms of the Sponsor Warrant Forfeiture Agreement (as defined below)) will represent the right to purchase one share of New Acorns Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in that certain Warrant Agreement, dated as of January 12, 2021, by and between Pioneer and Continental Stock Transfer & Trust Company (the “Trustee” or

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“Continental”) (the  “Warrant Agreement”); (ii) convertible notes issued by Acorns to affiliates of Declaration Partners LP and Senator Investor Group, in an aggregate principal amount of $55,000,000, outstanding as of immediately prior to the closing of the transactions contemplated by the Business Combination (the “Closing”) and following the Domestication, will convert into a number of shares of New Acorns Common Stock equal to the outstanding principal amount due in respect of such convertibles notes plus any accrued and unpaid interest thereunder, divided by $10; (iii) Pioneer will (A) cause the Trustee to contribute to Pioneer Merger Sub the amount of cash remaining in the Trust Account (after deducting any amounts paid to Pioneer shareholders that exercise their redemption rights in connection with the Business Combination, net of Pioneer’s unpaid transaction expenses), (B) contribute to Pioneer Merger Sub the proceeds actually received by Pioneer in the PIPE Financing (as defined below) (net of Acorns’ unpaid transaction expenses), and (C) deposit (or cause the Trustee to deposit) with the exchange agent the cash amount payable in exchange for a portion of the common stock of Acorns outstanding as of immediately prior to the time the Merger (as defined below) becomes effective (the “Effective Time”); and (iv) following the Domestication, Pioneer Merger Sub will merge with and into Acorns, with Acorns as the surviving corporation in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Pioneer (the “Merger”).

The obligation of Pioneer and Acorns to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of Pioneer’s shareholders, (iii) the approval of Acorns’ shareholders, (iv) the conversion of Acorns Preferred Stock to New Acorns Common Stock on the Closing Date but prior to the Effective Time, (v) the conversion of the Company 2020 Convertible Notes to New Acorns Common Stock on the Closing Date but prior to the Effective Time, (vi) Pioneer having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the Closing, (vii) the Registration Statement (as defined below) being declared effective under the Securities Act, (viii) no law, order or other legal restraint being issued by any governmental entity enjoining or prohibiting the closing of the Business Combination, and (ix) obtaining Financial Industry Regulatory Authority, Inc. approval of the FINRA Application (as such term is defined in the Business Combination Agreement) with respect to the Business Combination and the indirect change of ownership of Acorns Securities, LLC, a Delaware limited liability company.

Consideration to Acorns Equityholders in the Business Combination

Concurrently with the execution of the Business Combination Agreement, (i) Acorns and the holders of the Company 2020 Convertible Notes (as defined in the Business Combination Agreement) have amended the terms of the Company 2020 Convertible Notes to convert all such notes to common shares of Acorns on the Closing Date but prior to the Effective Time, and (ii) certain holders of Acorns Preferred Stock (as defined in the Business Combination Agreement) have executed and delivered to Acorns an irrevocable written consent in order to increase the number of authorized shares of Acorns Common Stock and effect the conversion of all shares of Acorns Preferred Stock to Acorns Common Stock in accordance with the terms of Acorns’ certificate of incorporation, with the effective time of such conversion occurring on the Closing Date but prior to the Effective Time.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (a) outstanding Acorns Common Stock, with respect to which an election to receive cash has been made, up to the Maximum Permitted Cash Election Shares (as defined in the Business Combination Agreement), will be exchanged for cash equal to the Equity Value Per Share (as defined in the Business Combination Agreement), determined based on the implied Acorns fully-diluted equity value of $1,500,000,000 (the “Acorns Equity Value”), (b) outstanding Acorns Common Stock, with respect to which an election to receive New Acorns Common Stock has been made or has not been revoked or no election to receive New Acorns Common Stock or cash has been made, will be exchanged for shares of New Acorns Common Stock equal to the Per Share Stock Consideration (as defined in the Business Combination Agreement), and (c) all options (vested and unvested), warrants and restricted stock units of Acorns will be exchanged for comparable options, warrants and restricted stock units that are exercisable for shares of New Acorns Common Stock, with such adjustments to number of shares and exercise prices, as applicable, determined based on the Acorns Equity Value plus the aggregate exercise price of all Acorns options and Acorns warrants.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Related Agreements

Concurrently with the execution of the Business Combination Agreement, Pioneer entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and Pioneer agreed to issue and sell to such investors, prior to and substantially concurrently with the Closing, an aggregate of 16,500,000 shares of New Acorns Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (the “PIPE Financing”).

Also concurrently with the execution of the Business Combination Agreement, Acorns, Pioneer and the Sponsor, entered into the Sponsor Warrant Forfeiture Agreement (the “Sponsor Warrant Forfeiture Agreement”), pursuant to which, the Sponsor has agreed to, among other things, (i) immediately prior to the Closing, forfeit for no consideration and automatically cancel 3,350,000 private placement warrants of Pioneer held by the Sponsor (the “Sponsor Forfeiture Warrants”), and (ii) prior to the Closing, not transfer, pledge, encumber or otherwise subject to any lien, or otherwise dispose of, any of the Sponsor Forfeiture Warrants. In addition, the Sponsor and Pioneer have agreed to execute and deliver to Continental or any successor Warrant Agent (as defined in the Warrant Agreement), written instructions to register the transfer and cancellation of the Sponsor Forfeiture Warrants, effective as of immediately prior to the Closing.

For a full copy of the agreements and more information, refer to the Company’s current report on Form 8-Ks, filed with the SEC on May 27, 2021 and June 15, 2021, and the Registration Statement on Form S-4 filed with the SEC on June 23, 2021.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $58,000 in its operating bank account and working capital of approximately $306,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loans of approximately $141,000 prior to a the Initial Public Offering and $200,000 from the Sponsor pursuant to a second promissory note of up to $500,000 available as discussed in Note 4, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the first promissory note of approximately $141,000 in full on January 15, 2021. As of June 30, 2021, $200,000 is outstanding from the Sponsor's second promissory note, and $300,000 remains available. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on January 12, 2021.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed consolidated balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●

Level 2, defined as inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815- Derivatives and Hedging (“ASC 815”), paragraph 15- Embedded Derivatives (“ASC 815-15”).

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 815, paragraph 40, Contracts in Entity’s Own Equity. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants has subsequently been determined using listed prices in an active market for such warrants as of the reporting date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs allocated to the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 35,013,969 Class A ordinary shares subject to

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the exercise price of the warrants is in excess of the average ordinary share price for the period.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$6,728	$15,330
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable	$6,728	$15,330
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	40,250,000	40,250,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net loss minus net income allocable to Class A ordinary shares
Net loss	$(13,275,645)	$(6,863,429)
Net income allocable to Class A ordinary shares	(6,728)	(15,330)
Net loss attributable	$(13,282,373)	$(6,878,759)
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,062,500	9,982,735
Basic and diluted net loss per share, Class B ordinary shares	$(1.32)	$(0.69)

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended June 30, 2021, we had a $0 and $737,000 loss on excess of fair value over cash received from Private Placement Warrants, respectively.

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the six months ended June 30, 2021, the Company had a Loss on excess of fair value over cash received for Private Placement Warrants of approximately $737,000.

Related Party Loans

On October 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payable upon the completion of the Initial Public Offering. The Company borrowed approximately $141,000 under the Note, and on January 15, 2021, the Company repaid the Note in full.

On June 17, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover for expenses related to the Closing pursuant to a promissory note. This loan was non-interest bearing and payable prior to the earlier of December 31, 2021 or the Closing of a Business Combination. As of June 30, 2021, the Company borrowed $200,000 under the note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company has incurred $30,000 and $50,000 for administrative fees, respectively. Of these amounts, $30,000 is accrued for the three and six months ended June 30, 2021.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, ability to successfully close its business combination and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021, the Company had 13,416,667 Public Warrants and 6,700,000 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 5,236,031 Class A ordinary shares issued or outstanding, excluding 35,013,969 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, 10,062,500 Class B ordinary shares were issued and outstanding.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$402,515,330	$—	$—	$402,515,330
Liabilities:
Derivative warrant liabilities - Public Warrants	$21,600,830	$—	$—	$21,600,830
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$11,993,000	$11,993,000
Total fair value	$21,600,830	$—	$11,993,000	$33,593,830

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market.

The fair value of the Public Warrants and Private Placement Warrants have initially been measured at fair value using a Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, while the fair value of Private Placement Warrants continue to be estimated using a Black-Scholes option pricing model. For the three and six months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $12.6 million and $4.0 million, respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in an option pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 12, 2021	As of March 31, 2021	As of June 30, 2021
Exercise price	11.50	11.50	11.50
Stock Price	10.67	9.63	9.91
Option term to M&A	5.00	5.00	5.00
Volatility	30%	20%	25%
Risk-free interest rate	0.50%	1.32%	0.87%

The change in the fair value of Level 3 derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	29,570,330
Transfer of Public Warrants to Level 1	(18,783,330)
Change in fair value of derivative warrant liabilities - Level 3	(2,278,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$8,509,000
Change in fair value of derivative warrant liabilities - Level 3	3,484,000
Level 3 - Derivative warrant liabilities at June 30, 2021	$11,993,000

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Pioneer”, “our,” “us” or “we” refer to Pioneer Merger Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 21, 2020. We were incorporated for the purpose of effecting a Business Combination. Our sponsor is Pioneer Merger Sponsor LLC, a Cayman limited liability company.

The registration statement for our Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, we consummated its Initial Public Offering of 40,250,000 Units,including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, of which approximately $14.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,700,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $10.1 million.

Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, will be held in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity from January 1, 2021 through June 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $13.3 million, which consisted of approximately $675,000 of general and administrative expense, change in fair value of derivative warrant liabilities of approximately $12.6 million and partially offset by income from investments held in Trust Account of approximately $7,000.

For the six months ended June 30, 2021, we had net loss of approximately $6.9 million, which consisted of general and administrative expenses of approximately $1 million, financing costs to derivative warrant liabilities of approximately $1.1 million, change in fair value of derivative warrant liabilities of approximately $4 million, loss on excess of fair value over cash received for Private Placement warrants of approximately $700,000 and partially offset by income from investments held in Trust Account of approximately $15,000.

Proposed Business Combination

As more fully described in Note 1 to the financial statements contained as part of the Quarterly Report on Form 10-Q, on May 24, 2021, Pioneer, entered into the Business Combination Agreement, by and among Pioneer, Pioneer Merger Sub and Acorns.

For a full copy of the Business Combination Agreement and more information, refer to the Company’s current report on Form 8-Ks, filed with the SEC on May 27, 2021 and June 15, 2021, and the Registration Statement on Form S-4 filed with the SEC on June 23, 2021.

Liquidity and Going Concern

As of June 30, 2021, we had approximately $58,000 in cash and working capital of approximately $306,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loans of approximately $141,000 prior to a the Initial Public Offering and $200,000 from our Sponsor pursuant to a second promissory note of up to $500,000 available, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the first promissory note of approximately $141,000 in full on January 15, 2021. As of June 30, 2021, $200,000 is outstanding from our Sponsor’s second promissory note, and $300,000 remains available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using the Black-Scholes option pricing model as of the reporting date. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 35,013,969 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheet.

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

Net Income (Loss) Per Ordinary Share

Our condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the exercise price of the warrants is in excess of the average ordinary share price for the period.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company's misapplication of the accounting for the Company's warrants as liabilities described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 9, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021 and our final prospectus for our Initial Public Offering filed with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

*       Filed herewith.

**     Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2021.

PIONEER MERGER CORP.

By:	/s/ Ryan Khoury
Name:	Ryan Khoury
Title:	Chief Executive Officer
(Principal Executive Officer)