Form 10-Q
period 2021-09-30
Pioneer Merger Corp.
filed 2021-11-15
CIK 1829797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 15, 2021, a total of 40,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PIONEER MERGER CORP.

Quarterly Report on Form 10-Q

Pioneer Merger Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$39,203	$—
Prepaid expenses	586,313	—
Total current assets	625,516	—
Deferred offering costs	—	517,758
Investments held in Trust Account	402,528,786	—
Total Assets	$403,154,302	$517,758

Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$22,838	$25,324
Accrued expenses	4,402,146	387,058
Note payable - related party	200,000	115,388
Total current liabilities	4,624,984	527,770
Deferred underwriting commissions	14,087,500	—
Derivative warrant liabilities	24,004,330	—
Total liabilities	42,716,814	527,770

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	402,500,000	—

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(42,063,518)	(35,012)
Total shareholders' deficit	(42,062,512)	(10,012)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$403,154,302	$517,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pioneer Merger Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Nine Months
	Ended September 30, 2021	Ended September 30, 2021

General and administrative expenses	$4,305,160	$5,343,399
Loss from operations	(4,305,160)	(5,343,399)

Other income (expenses)
Loss on excess of fair value over cash received for Private Placement warrants	—	(737,000)
Change in fair value of derivative warrant liabilities	9,589,500	5,566,000
Offering costs - derivative warrant liabilities	—	(1,080,020)
Interest income from investments held in Trust Account	13,456	28,786
Net income (loss)	$5,297,796	$(1,565,633)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	38,090,244
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$(0.03)
Basic weighted average shares outstanding of Class B ordinary shares	10,062,500	10,009,615
Diluted weighted average shares outstanding of Class B ordinary shares	10,062,500	10,062,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements

Pioneer Merger Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(35,012)	$(10,012)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,994)	(40,462,873)	(40,486,867)
Net income	—	—	—	—	—	6,412,216	6,412,216
Balance — March 31, 2021 (unaudited)	—	—	10,062,500	1,006	—	(34,085,669)	(34,084,663)
Net loss	—	—	—	—	—	(13,275,645)	(13,275,645)
Balance — June 30, 2021 (unaudited)	—	—	10,062,500	1,006	—	(47,361,314)	(47,360,308)
Net income	—	—	—	—	—	5,297,796	5,297,796
Balance — September 30, 2021 (unaudited)	—	$—	10,062,500	$1,006	$—	$(42,063,518)	$(42,062,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pioneer Merger Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,565,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(28,786)
Loss on excess of fair value over cash received for Private Placement warrants	737,000
Change in fair value of derivative warrant liabilities	(5,566,000)
Offering costs - derivative warrant liabilities	1,080,020
Changes in operating assets and liabilities:
Prepaid expenses	(586,313)
Accounts payable	(2,486)
Accrued expenses	4,320,088
Net cash used in operating activities	(1,612,110)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	226,000
Repayment of note payable to related party	(141,388)
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Offering costs paid	(8,483,299)
Net cash provided by financing activities	404,151,313

Net change in cash	39,203

Cash — beginning of the period	—
Cash — end of the period	$39,203

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$14,087,500

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from October 21, 2020 through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination including the proposed business combination with Acorns Grow Incorporated (“Acorns”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

The Company’s sponsor is Pioneer Merger Sponsor LLC, a Cayman limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, of which approximately $14.1 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.1 million (see Note 4).

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares (the “Public Shareholders”) the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the amended and restated memorandum and articles of association (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 12, 2023, (the “Combination Period”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Business Combination Agreement provides for, among other things, the following transactions on the Closing Date (as defined in the Business Combination Agreement): (i) Pioneer will domesticate as a Delaware corporation pursuant to Section 388 of the General Corporation Law of the State of Delaware and Part XII of the Cayman Islands Companies Law (2020 Revision) (the “Domestication”) and, in connection with the Domestication, (A) Pioneer’s name will be changed to “Acorns Holdings, Inc.” (“New Acorns”), (B) each issued and outstanding Class A ordinary share of Pioneer and each issued and outstanding Class B ordinary share of Pioneer will be converted into one share of common stock of New Acorns (collectively, the “New Acorns Common Stock”), and (C) each issued and outstanding whole warrant  to purchase Class A ordinary shares of Pioneer (but subject to the forfeiture, pursuant to the terms of the Sponsor Warrant Forfeiture Agreement (as defined below)) will represent the right to purchase one share of New Acorns Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in that certain Warrant Agreement, dated as of January 12, 2021, by and between Pioneer and Continental Stock Transfer & Trust Company (the “Trustee” or “Continental”) (the  “Warrant Agreement”); (ii) convertible notes issued by Acorns to affiliates of Declaration Partners LP and Senator Investor Group, in an aggregate principal amount of $55,000,000, outstanding as of immediately prior to the closing of the transactions contemplated by the Business Combination (the “Closing”) and following the Domestication, will convert into a number of shares of New Acorns Common Stock equal to the outstanding principal amount due in respect of such convertibles notes plus any accrued and unpaid interest thereunder, divided by $10; (iii) Pioneer will (A) cause the Trustee to contribute to Pioneer Merger Sub the amount of cash remaining in the Trust Account (after deducting any amounts paid to Pioneer shareholders that exercise their redemption rights in connection with the Business Combination, net of Pioneer’s unpaid transaction expenses), (B) contribute to Pioneer Merger Sub the proceeds actually received by Pioneer in the PIPE Financing (as defined below) (net of Acorns’ unpaid transaction expenses), and (C) deposit (or cause the Trustee to deposit) with the exchange agent the cash amount payable in exchange for a portion of the common stock of Acorns outstanding as of immediately prior to the time the Merger (as defined below) becomes effective (the “Effective Time”); and (iv) following the Domestication, Pioneer Merger Sub will merge with and into Acorns, with Acorns as the surviving corporation in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Pioneer (the “Merger”).

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding Acorns Common Stock, with respect to which an election to receive cash has been made, up to the Maximum Permitted Cash Election Shares (as defined in the Business Combination Agreement), will be exchanged for cash equal to the Equity Value Per Share (as defined in the Business Combination Agreement), determined based on the implied Acorns fully-diluted equity value of $1,500,000,000 (the “Acorns Equity Value”), (ii) outstanding Acorns Common Stock, with respect to which an election to receive New Acorns Common Stock has been made or has not been revoked or no election to receive New Acorns Common Stock or cash has been made, will be exchanged for shares of New Acorns Common Stock equal to the Per Share Stock Consideration (as defined in the Business Combination Agreement), and (iii) all options (vested and unvested), warrants and restricted stock units of Acorns will be exchanged for comparable options, warrants and restricted stock units that are exercisable for shares of New Acorns Common Stock, with such adjustments to number of shares and exercise prices, as applicable, determined based on the Acorns Equity Value plus the aggregate exercise price of all Acorns options and Acorns warrants.

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

For a full copy of the agreements and more information, refer to the Company’s current report on Form 8-Ks, filed with the SEC on May 27, 2021 and June 15, 2021, and the Registration Statement on Form S-4/A filed with the SEC on September 30, 2021.

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $39,000 in its operating bank account and a working capital deficit of approximately $4.0 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loans of approximately $141,000 prior to a the Initial Public Offering and $200,000 from the Sponsor pursuant to a second promissory note of up to $500,000 available as discussed in Note 4, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the first promissory note of approximately $141,000 in full on January 15, 2021. As of September 30, 2021, $200,000 is outstanding from the Sponsor's second promissory note, and $300,000 remains available. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $6.9 million in additional paid-in capital and an increase of approximately $40.5 million to accumulated deficit, as well as a reclassification of 4,732,590 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 19, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $39.1 million and $52.4 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents held outside the Trust Account.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of the ordinary shares upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,116,667 shares of ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - Basic	$4,238,237	$1,059,559	$(1,239,824)	$(325,809)
Allocation of net income (loss) - Diluted	$4,238,237	$1,059,559	$(1,252,506)	$(313,127)

Denominator:
Basic weighted average ordinary shares outstanding	40,250,000	10,062,500	38,090,244	10,009,615
Diluted weighted average ordinary shares outstanding	40,250,000	10,062,500	38,090,244	10,062,500
Basic net income (loss) per ordinary share	$0.11	$0.11	$(0.03)	$(0.03)
Diluted net income (loss) per ordinary share	$0.11	$0.11	$(0.03)	$(0.03)

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

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the three and nine months ended September 30, 2021, the Company had a loss on excess of fair value over cash received for Private Placement Warrants of $0 and approximately $737,000, respectively.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 17, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover for expenses related to the Closing pursuant to a promissory note. This loan was non-interest bearing and payable prior to the earlier of December 31, 2021, or the Closing of a Business Combination. As of September 30, 2021, the Company borrowed $200,000 under the note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company has incurred $30,000 and $80,000 for administrative fees, respectively. Of these amounts, $60,000 is accrued as of September 30, 2021.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, the Company had 13,416,667 Public Warrants and 6,700,000 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020.

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

The warrants have an exercise price of $11.50 per whole share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. There were no Class A shares outstanding as of December 31, 2020.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(18,783,330)
Class A ordinary shares issuance costs	(21,703,537)
Plus:
Accretion of carrying value to redemption value	40,486,867
Class A ordinary shares subject to possible redemption	$402,500,000

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 40,250,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed balance sheets. See Note 7. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, 10,062,500 Class B ordinary shares were issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$402,528,786	$—	$402,528,786
Liabilities:
Derivative warrant liabilities - Public Warrants	$14,758,330	$—	$14,758,330
Derivative warrant liabilities - Private Placement Warrants	$—	$9,246,000	$9,246,000
Total fair value	$14,758,330	$9,246,000	$24,004,330

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Public Warrants and Private Placement Warrants have initially been measured at fair value using a Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, while the fair value of Private Placement Warrants continue to be estimated using a Black-Scholes option pricing model. For the three and nine months ended September 30, 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of $9.6 million and $5.6 million, respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 12, 2021	As of September 30, 2021
Exercise price	11.50	11.50
Stock Price	10.67	9.91
Option term to M&A	5.00	5.00
Volatility	30%	25%
Risk-free interest rate	0.50%	0.87%

The change in the fair value of Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2021, is summarized as follows:

Level 3 - Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	29,570,330
Transfer of Public Warrants to Level 1	(18,783,330)
Change in fair value of derivative warrant liabilities - Level 3	(2,278,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$8,509,000
Change in fair value of derivative warrant liabilities - Level 3	3,484,000
Level 3 - Derivative warrant liabilities at June 30, 2021	$11,993,000
Change in fair value of derivative warrant liabilities - Level 3	(2,747,000)
Level 3 - Derivative warrant liabilities at September 30, 2021	$9,246,000

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

Results of Operations

Our entire activity from January 1, 2021, through September 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as expenses for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $5.3 million, which consisted of approximately $9.6 million change in fair value of derivative warrant liabilities and approximately $13,000 income from investments held in Trust Account offset by general and administrative expense of approximately $4.3 million.

For the nine months ended September 30, 2021, we had a net loss of approximately $1.6 million, which consisted of approximately $737,000 loss on excess of fair value over cash received for Private Placement warrants, $1.1 million in offering costs associated with derivative liabilities and approximately $5.3 million in  general and administrative expenses, offset by  approximately $5.6 million change in fair value of derivative warrant liabilities and approximately $29,000 income from investments held in Trust Account.

Proposed Business Combination

As more fully described in Note 1 to the financial statements contained as part of the Quarterly Report on Form 10-Q, on May 24, 2021, Pioneer, entered into the Business Combination Agreement, by and among Pioneer, Pioneer Merger Sub and Acorns.

For a full copy of the Business Combination Agreement and more information, refer to the Company’s current report on Form 8-Ks, filed with the SEC on May 27, 2021 and June 15, 2021, and the Registration Statement on Form S-4/A filed with the SEC on September 30, 2021.

Liquidity and Going Concern

As of September 30, 2021, we had approximately $39,000 in cash and a working capital deficit of approximately $4.0 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loans of approximately $141,000 prior to the Initial Public Offering and $200,000 from our Sponsor pursuant to a second promissory note of up to $500,000 available, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the first promissory note of approximately $141,000 in full on January 15, 2021. As of September 30, 2021, $200,000 is outstanding from our Sponsor’s second promissory note, and $300,000 remains available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,116,667 shares of ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 24, 2021 and our final prospectus for our Initial Public Offering filed with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, and our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

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

*  Filed herewith.

**  Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

PIONEER MERGER CORP.

By:	/s/ Ryan Khoury
Name:	Ryan Khoury
Title:	Chief Executive Officer
(Principal Executive Officer)