Form 10-K
period 2021-12-31
Pioneer Merger Corp.
filed 2022-03-30
CIK 1829797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2021

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

Registrant’s telephone number, including area code: 212-803-9080

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer ,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on Nasdaq, was $398,877,500 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.91).

As of March 21, 2022, 40,250,000 Class A ordinary shares, par value $0.0001, and 10,062,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance following our initial public offering.

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

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated on October 21, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Our objective is to identify, acquire, and operate a business to generate attractive risk-adjusted returns for our shareholders by effecting a business combination with a target company that is rapidly growing and ready for public market ownership. Following a business combination, we will work with the target’s management team to drive operational, capital allocation, strategic and shareholder transparency improvements at the company. Our sponsor is an affiliate of Alpha Wave Global and Patriot Global Management.

Alpha Wave Global and Patriot Global Management

Founded in 2012, Alpha Wave Global, LP (formerly known as Falcon Edge Capital) is a diversified global alternative asset manager led by Rick Gerson, Navroz Udwadia and Ryan Khoury. Alpha Wave Global offers a variety of investment products that cover a number of asset classes, themes, and geographies and employs an investment philosophy that emphasizes creative, and fact-based research. The firm has a team of highly experienced investment and operational professionals with diverse and differentiated expertise across sectors, industries, and geographies. The firm has more than 60 employees across its offices in New York, Miami, London, Abu Dhabi, Tel Aviv and Bangalore.

Alpha Wave Global manages approximately $17.0 billion of client assets across a range of private investment funds and separately managed accounts following long/short equity, venture capital, growth asset and special situations investment mandates. Alpha Wave Global has been investing in venture capital and private equity since 2014 and has since deployed over $3.7 billion in total capital. The firm has a track record of successfully identifying category and industry leaders. Some of Alpha Wave Global’s prior investments in the private markets include: SpaceX, Ant Financial, Ola, Alibaba, Uber and Lyft.

Jonathan Christodoro partnered with Alpha Wave Global to form Patriot Global Management in 2018. The firm is focused on investments in broadly defined technology, special situations and high conviction equities. Patriot Global Management is fully integrated with Alpha Wave Global’s established infrastructure and experienced team across all core business areas, including: investment research, risk management, trading, operations, accounting, legal and compliance. We believe Mr. Christodoro has demonstrated an ability to consistently support management teams and create value for shareholders as a director, through adding new capabilities, strengthening core competencies and recruiting world class management teams. For example, during his tenure on its board, PayPal has experienced significant growth.

We believe that the Alpha Wave Global and Patriot Global Management partnership is well suited for the SPAC structure. The firms collectively provide a history of measurable value creation, with over 25 years of direct experience in the aggregate at the board level identifying and supporting value-driven leaders across multiple technology-driven subsectors. Our view is that our investment vehicle lends itself to develop a long-term partnership to create value for all stakeholders, including customers, founders, employees and shareholders. Under this approach, we intend to collaboratively work with founders, senior management and key leaders providing our experience and vantage points in business building and platform scaling to generate measurable outcomes.

Our Founders / Management Team

Our management team is led by Jonathan Christodoro as Chairman, Rick Gerson and Oscar Salazar as Co-Presidents, Ryan Khoury as Chief Executive Officer, Scott Carpenter as Chief Operating Officer and Matthew Corey as Chief Financial Officer.

Jonathan Christodoro has served as the Chief Investment Officer and President at Patriot Global Management, LP since 2018. Prior to forming Patriot Global Management, Mr. Christodoro served as a consultant to Alpha Wave Global. Prior to that, Mr. Christodoro previously served as a Managing Director of Icahn Capital LP, the entity through which Carl Icahn manages investment funds, from July 2012 to February 2017. Prior to joining Icahn Capital, Mr. Christodoro served in various investment and research roles. Mr. Christodoro began his career as an investment banking analyst at Morgan Stanley, where he focused on merger and acquisition transactions across a variety of industries. Mr. Christodoro currently serves as a director on the board of PayPal. He was previously a board member of eBay, Lyft, Herbalife, Xerox, SandRidge Energy, Hologic, Talisman Energy, Enzon Pharmaceuticals, American Railcar Industries and Cheniere Energy. Mr. Christodoro received an M.P.H. from the Harvard T.H. Chan School of Public Health, an M.B.A. from the University of Pennsylvania’s Wharton School of Business with Distinction, and a B.S. in Applied Economics and Management Magna Cum Laude with honors distinction in research from Cornell University. He also served in the United States Marine Corps.

Rick Gerson is the Founder, Chairman and Chief Investment Officer of Alpha Wave Global, a global investment management company. Prior to founding Alpha Wave Global, Mr. Gerson was a Founding Member and Managing Director of Blue Ridge Capital, a New York-based investment firm. Mr. Gerson is a member of the Cleveland Clinic International Leadership Board, a founding member of the Board of Trustees of PAVE (a charter school in Brooklyn), a member of the Panthera Conservation Council, and is a member of the board of 92nd Street Y (a cultural and community center in New York). Mr. Gerson is also a member of the Belfer Center’s International Council at the John F. Kennedy School of Government at Harvard University. Mr. Gerson graduated from the University of Virginia, McIntire School of Commerce with a BS in Commerce with a concentration in Finance. Mr. Gerson is also a Director and Co-President of Frontier Acquisition Corp.

Oscar Salazar was a co-founder of Uber, and its founding Chief Technology Officer and Architect, where he contributed to the redesign of on-demand transportation worldwide. Following that innovation, he has gone on to provide expertise in the design and architecture of innovative products and systems to challenge and improve established industries. Mr. Salazar is currently an advisor to private equity firms and executives of private companies (in the United States, Europe, and Latin America), and manages direct investments in emerging private companies through his family office. A few examples from his portfolio over the years include Giphy (which was acquired by Facebook), Cornershop (which was acquired by Uber), Clover Health (which went public following its combination with a special purpose acquisition company), Voyager, (a cryptocurrency trading application), and Reservamos (a Mexican booking engine that was acquired this year). Mr. Salazar is also an early investor in CargoX, an asset free freight company based in Brazil. Since his initial investment in CargoX, Mr. Salazar has also joined its board of directors and become a strategic advisor to its CEO on business strategy, technology architecture and products. From 2014 to 2019, Mr. Salazar was a co-founder and acted as Chief Technical Officer and board member of Pager, an on-demand healthcare company based in New York with operations in the United States and Latin America. Prior to Pager, Mr. Salazar was the Founding Architect and Chief Technology Officer of Uber Technologies. He is a board member of SEO (a New York City based organization that provides access to education to underserved communities). Mr. Salazar graduated with honors from L’Ecole Nationale des Telecommunications in Paris with a PhD in Telecommunications.1

Ryan Khoury is a co-Founder and Partner of Alpha Wave Global, a global investment management company. Prior to joining Alpha Wave Global, Mr. Khoury worked at Eton Park in London, where he focused on special situations and distressed credit investments in Europe, Middle East and Africa. Before Eton Park, Mr. Khoury worked with Goldman Sachs’ Financial Institutions Group, where he worked on transactions including: ABN Amro’s sale and breakup to RBS, Santander and Fortis, Allianz offer for AGF and the Bank of Ireland’s sale of Davy. Prior to that he worked at JP Morgan in their Financial Institutions Group. Mr. Khoury graduated from the London School of Economics with First Class Honors in Economics and completed his MSc. in financial mathematics at Stanford University. Mr. Khoury is also the Co-President of Frontier Acquisition Corp.

Scott Carpenter is the Chief Operating Officer of Alpha Wave Global. He is responsible for the non-investment side of the business. He was a founding member of the firm when he joined at the beginning of 2012. Prior to joining Alpha Wave Global, Scott was the Global Head of Operations at CQS in London for eight years where he held a variety of responsibilities including Company Secretary for the CQS Management entities and Chairman of the CQS Control Committee. Prior to joining CQS in 2004, Scott worked for Credit Suisse for 10 years in a variety of operational management roles in London, New York and Singapore.

Matthew Corey is the Chief Financial Officer of Alpha Wave Global. Prior to joining Alpha Wave Global, Matthew worked for Gruss Capital Management for 10 years in a variety of roles including Chief Financial Officer, Controller and Senior Accountant. Matthew worked on all aspects of fund accounting, management accounting, tax, operations, treasury and investor reporting at Gruss Capital Management. Matthew started his career as an auditor with Rothstein Kass from 2006 to 2009, where he conducted a variety of private company audits and prepared private company tax returns. Matthew graduated from Lehigh University with a Bachelor of

Science in Accounting and completed a Master of Science in Jurisprudence from the Seton Hall School of Law. Matthew is a Certified Public Accountant licensed in New York.

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

•

Flexible and Opportunistic Mandate. Alpha Wave Global and Patriot Global Management focus on identifying industry leading companies with world-class management teams, large and growing addressable markets, sustainable competitive positions, attractive unit economics and reasonable valuations. Our flexible mandate avoids the trap of inevitable narrow framing and backfilling of exposure where opportunities are not compelling and is enabled by our global industrial network for sourcing and conducting diligence.

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

Our Acquisition Criteria

We will seek to capitalize on Alpha Wave Global and Patriot Global Management’s experience and capabilities through the leadership of Jonathan Christodoro, Rick Gerson, Oscar Salazar and Ryan Khoury, combined with the expertise of the other members of our management team and board of directors, in consummating our initial business combination. We intend to identify, diligence and own a business with the following salient characteristics:

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

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us. Our comprehensive due diligence review will help us to determine the quality and intrinsic value of the company.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. We believe this conflict of interest will be naturally mitigated by the differing nature of the investments that Alpha Wave Global and/or Patriot Global Management typically considers most attractive for its funds or investment vehicles and the types of acquisitions we expect to find most attractive for our company. Although Alpha Wave Global’s and Patriot Global Management’s activities may involve investing in private companies, such investments are typically not a controlling stake in the private company and/or the investments are generally not of a similar size as the target companies expected to be most attractive for our company. As a result, we may become aware of a potential transaction that is not a fit for the traditional private investment activities of Alpha Wave Global and/ or Patriot Global Management but that is an attractive opportunity for us.

In addition, Alpha Wave Global, Patriot Global Management and our officers and directors may sponsor, form or participate in other blank check companies similar to ours, beginning after we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

So long as our securities are then listed on The Nasdaq Capital Market (“Nasdaq”), our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the U.S. Securities and Exchange Commission (the “SEC”) in connection with a proposed transaction will include such opinion.

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

Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which Alpha Wave Global and/or Patriot Global Management are the investment managers.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of $389,412,500 as of December 31, 2021, after payment of the estimated non-reimbursed expenses of our initial public offering and $14,087,500 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

On May 26, 2021, we entered into a Business Combination Agreement, by and among us, Pioneer SPAC Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pioneer Merger Sub”), and Acorns Grow Incorporated, a Delaware corporation (“Acorns”). On January 15, 2022, the Company and Pioneer Merger Sub became party to that certain Termination Fee Agreement (the “Termination Fee Agreement”), dated as of January 3, 2022, by and between our Sponsor and Acorns. Pursuant to the Termination Fee Agreement, the parties agreed to mutually terminate the Business Combination Agreement, dated as of May 26, 2021 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among us, Acorns and Pioneer Merger Sub, subject to the conditions set forth in the Termination Fee Agreement. The Termination Fee Agreement provides for deferred payments from Acorns to us. Acorns is required to pay an aggregate sum of $17,500,000 to us in monthly payments through December 15, 2022. In March 2022, we received payments under the Termination Fee Agreement so that a total of $17,500,000 has been paid pursuant to the Termination Fee Agreement.If we (i) have not consummated an initial business combination on or before December 15, 2022 and (ii) determine to redeem the public shares (and does not withdraw such determination), Acorns is required to pay to us $15,000,000 no later than December 22, 2022.

We intend to continue our search for an initial Business Combination, but have not selected any business combination target. As previously disclosed, if we do not complete an initial Business Combination, any funds remaining, after paying expenses including those incurred in our search for a Business Combination, from payments under the Termination Fee Agreement, are expected to remain outside of the trust account and not be part of liquidating distributions with respect to the pubic shares. See “Redemption of Public Shares and Liquidation If No Initial Business Combination.” Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account at the time of the closing of a transaction. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Each of our officers and directors presently has, and any of them in the future are expected to have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 660 Madison Avenue, 19th Floor, New York, NY 10065. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

ITEM 1A.RISK FACTORS

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

Past performance by our management team, Alpha Wave Global, Patriot Global Management or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team, Alpha Wave Global, Patriot Global Management or their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team, Alpha Wave Global, Patriot Global Management or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

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

Please see the section entitled “Item 1. Business-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

Our initial shareholders own, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 15,093,751, or 37.5% (assuming all issued and outstanding shares are voted), or 2,515,626, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 40,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak.

The ongoing COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19 and the continued actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a Business Combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement that we have entered into with our sponsor, officers and directors, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

During last year, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which Alpha Wave Global and/or Patriot Global Management are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and many of them in the future are expected to have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our directors and officers affiliated with Alpha Wave Global and/or Patriot Global Management may in particular have conflicts with funds affiliated with Alpha Wave Global, Patriot Global Management, and/or other funds or investment vehicles formed by Alpha Wave Global or Patriot Global Management in the future. While these other funds and investment vehicles are not expected to pursue investment objectives identical to ours, in certain circumstances investment objectives may overlap and these conflicts may not be resolved in our favor; a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 23, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 10,062,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. On December 21, 2020, our Sponsor transferred 40,000 founder shares to each of Todd Davis and Mitchell Caplan, our independent directors, and 40,000 founder shares to Oscar Salazar, our director and co-President. On December 30, 2021, Mitchell Caplan transferred 40,000 founder shares to MHC 2021 Descendants Trust. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, pursuant to a written agreement, purchased an aggregate of 6,700,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($10,050,000 in the aggregate), in a private placement that will close simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering (assuming they do not purchase any units in our initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet negotiated the acquisition of a target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 13,416,667 of our Class A ordinary shares as part of the units offered by our Form S-1, filed with the SEC on January 6, 2021 and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,700,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant.

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

Unlike some blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and article of association, our public shareholders are entitled to receive their prorate share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

Cyber incidents or attacks directed at us and other security breaches could result in information theft, data corruption, operational disruption and/or financial loss.

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

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments, including for warrants we issued in our Initial Public Offering. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the unaudited interim quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Periods”), respectively, to classify all public shares subject to possible redemption in temporary equity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 660 Madison Avenue, 19th Floor, New York, New York 10065. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on Nasdaq under the symbol “PACXU”, “PACX” and “PACXW” respectively. Our units commenced public trading on Nasdaq on January 8, 2021. Our Class A ordinary shares and warrants began separate trading on March 1, 2021.

(b) Holders

On December 31, 2021, there was one holder of record for our units, one holder of record for our Class A ordinary shares, four holders of our Class B ordinary shares and two holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 21, 2020. We were incorporated for the purpose of effecting a Business Combination. Our sponsor is Pioneer Merger Sponsor LLC, a Cayman limited liability company.

The registration statement for our Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, we consummated its Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, of which approximately $14.1 million was for deferred underwriting commissions.

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

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our activity from October 21, 2020 through December 31, 2021, includes preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as expenses for due diligence expenses.

For the year ended December 31, 2021, we had net income of approximately $8.5 million, which consisted of by  approximately $16.5 million change in fair value of derivative warrant liabilities and approximately $39,000 income from investments held in Trust Account offset by approximately $737,000 loss on excess of fair value over cash received for Private Placement warrants, $1.1 million in offering costs associated with derivative liabilities and approximately $6.3 million in  general and administrative expenses.

For the period from October 21, 2020 through December 31, 2021, we had a loss of approximately $35,012 which consisted solely of general and administrative expenses.

Proposed Business Combination and Termination

On May 26, 2021, we entered into a Business Combination Agreement, by and among us, Pioneer SPAC Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pioneer Merger Sub”), and Acorns Grow Incorporated, a Delaware corporation (“Acorns”). On January 15, 2022, the Company and Pioneer Merger Sub became party to that certain Termination Fee Agreement (the “Termination Fee Agreement”), dated as of January 3, 2022, by and between the Sponsor and Acorns. Pursuant to the Termination Fee Agreement, the parties agreed to mutually terminate the Business Combination Agreement, dated as of May 26, 2021 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among us, Acorns and Pioneer Merger Sub, subject to the conditions set forth in the Termination Fee Agreement.

The Termination Fee Agreement provides for deferred payments from Acorns to us. Acorns is required to pay an aggregate sum of $17,500,000 to us in monthly payments through December 15, 2022. In March 2022, we received payments under the Termination Fee Agreement so that a total of $17,500,000 has been paid pursuant to the Termination Fee Agreement. If we (i) have not consummated an initial business combination on or before December 15, 2022 and (ii) determine to redeem its public shares (and does not withdraw such determination), Acorns is required to pay to us $15,000,000 no later than December 22, 2022.

We intend to continue our search for an initial Business Combination. As previously disclosed, if we do not complete an initial Business Combination, any funds remaining, after paying expenses including those incurred in our search for a Business Combination, from payments under the Termination Fee Agreement, are expected to remain outside of the trust account and not be part of liquidating distributions with respect to the pubic shares. See “Item 1. Business -- Redemption of Public Shares and Liquidation If No Initial Business Combination.”

Liquidity and Going Concern

As of December 31, 2021, we had approximately $14,000 in cash and a working capital deficit of approximately $4.9 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loans of approximately $141,000 prior to the Initial Public Offering and $375,000 from our Sponsor pursuant to a second promissory note of up to $500,000 available, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the first promissory note of approximately $141,000 in full on January 15, 2021. As of December 31, 2021, $375,000 is outstanding from our Sponsor’s second promissory note, and $125,000 remains available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan. In addition, the Termination Fee Agreement provides for deferred payments from Acorns to us in an aggregate sum of $17.5 million in monthly payments through December 15, 2022. In March 2022, we received payments under the Termination Fee Agreement so that a total of $17,500,000 has been paid pursuant to the Termination Fee Agreement.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,116,667 shares of ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters.

Since the contingency was satisfied as of December 31, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-17 comprising a portion of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

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

During the year ended December 31, 2021, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described below. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex accounting issues.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

5
Name	Age	Position
Jonathan Christodoro	45	Chairman
Rick Gerson	46	Co-President
Oscar Salazar	44	Co-President and Director
Ryan Khoury	38	Chief Executive Officer
Scott Carpenter	50	Chief Operating Officer
Matthew Corey	37	Chief Financial Officer
Mitchell Caplan	64	Director
Todd Davis	53	Director

Jonathan Christodoro, 45, serves as our Chairman. Mr. Christodoro has served as the Chief Investment Officer and President at Patriot Global Management, LP since 2018. Prior to forming Patriot Global Management, Mr. Christodoro served as a consultant to Alpha Wave Global. Prior to that, Mr. Christodoro served as a Managing Director of Icahn Capital LP, the entity through which Carl Icahn manages investment funds, from July 2012 to February 2017. Prior to joining Icahn Capital, Mr. Christodoro served in various investment and research roles. Mr. Christodoro began his career as an investment banking analyst at Morgan Stanley, where he focused on merger and acquisition transactions across a variety of industries. Mr. Christodoro currently serves as a director on the board of PayPal. He was previously a board member of eBay, Lyft, Herbalife, Xerox, SandRidge Energy, Hologic, Talisman Energy, Enzon Pharmaceuticals, American Railcar Industries and Cheniere Energy. Mr. Christodoro received an M.P.H. from the Harvard T.H. Chan School of Public Health, an M.B.A. from the University of Pennsylvania’s Wharton School of Business with Distinction, and a B.S. in Applied Economics and Management Magna Cum Laude with honors distinction in research from Cornell University. He also served in the United States Marine Corps.

We believe Mr. Christodoro’s qualifications to serve on our board of directors include: his extensive investing and business experience; and experience serving as a director for various public companies.

Rick Gerson, 46, serves as our Co-President. Mr. Gerson is the Founder, Chairman and Chief Investment Officer of Alpha Wave Global, a global investment management company. Prior to founding Alpha Wave Global, Mr. Gerson was a Founding Member and Managing Director of Blue Ridge Capital, a New York-based investment firm. Mr. Gerson is a member of the Cleveland Clinic International Leadership Board, a founding member of the Board of Trustees of PAVE (a charter school in Brooklyn), and is a member of the board of 92nd Street Y (a cultural and community center in New York). Mr. Gerson is also a member of the Belfer Center’s International Council at the John F. Kennedy School of Government at Harvard University. Mr. Gerson graduated from the University of Virginia, McIntire School of Commerce with a BS in Commerce with a concentration in Finance. Mr. Gerson is also a Director and Co-President of Frontier Acquisition Corp.

Oscar Salazar, 44, serves as our Co-President and serves on our board of directors. Mr. Salazar was a co-founder of Uber, and its founding Chief Technology Officer and Architect, where he contributed to the redesign of on-demand transportation worldwide. Following that innovation, he has gone on to provide expertise in the design and architecture of innovative products and systems to challenge and improve established industries. Mr. Salazar is currently an advisor to private equity firms and executives of private companies (in the United States, Europe, and Latin America), and manages direct investments in emerging private companies through his family office. A few examples from his portfolio over the years include Giphy (which was acquired by Facebook), Cornershop (which was acquired by Uber), Clover Health (which went public following its combination with a special purpose acquisition company), Voyager, (a cryptocurrency trading application), and Reservamos (a Mexican booking engine that was acquired this year). Mr. Salazar is also an early investor in CargoX, an asset free freight company based in Brazil. Since his initial investment in CargoX, Mr. Salazar has also joined its board of directors and become a strategic advisor to its CEO on business strategy, technology architecture and products. From 2014 to 2019, Mr. Salazar was a co-founder and acted as Chief Technical Officer and board member of Pager, an on-demand healthcare company based in New York with operations in the United States and Latin America. Prior to Pager, Mr. Salazar was the Founding Architect and Chief Technology Officer of Uber Technologies. He is a board member of SEO (a New York City based organization that provides access to education to underserved communities). Mr. Salazar graduated with honors from L’Ecole Nationale des Telecommunications in Paris with a PhD in Telecommunications.

We believe Mr. Salazar’s qualifications to serve on our board of directors include: his substantial experience in technology and business services sectors; his track record at Uber and Pager; and in advising companies.

Ryan Khoury, 38, serves as our Chief Executive Officer. Mr. Khoury is a co-Founder and Partner of Alpha Wave Global, a global investment management company. Prior to joining Alpha Wave Global, Mr. Khoury worked at Eton Park in London, where he focused on special situations and distressed credit investments in Europe, Middle East and Africa. Before Eton Park, Mr. Khoury worked with Goldman Sach’s Financial Institutions Group where he worked on transactions including: ABN Amro’s sale and breakup to RBS, Santander and Fortis, Allianz offer for AGF and the Bank of Ireland’s sale of Davy. Prior to that he worked at JP Morgan in their Financial Institutions Group. Mr. Khoury graduated from the London School of Economics with First Class Honors in Economics and completed his MSc. in financial mathematics at Stanford University. Mr. Khoury is also the Co-President of Frontier Acquisition Corp.

Scott Carpenter, 50, serves as our Chief Operating Officer. Mr. Carpenter is the Chief Operating Officer of Alpha Wave Global. He is responsible for the non-investment side of the business. He was a founding member of the firm when he joined at the beginning of 2012. Prior to joining Alpha Wave Global, Scott was the Global Head of Operations at CQS in London for eight years where he held a variety of responsibilities including Company Secretary for the CQS Management entities and Chairman of the CQS Control Committee. Prior to joining CQS in 2004, Scott worked for Credit Suisse for ten years in a variety of operational management roles in London, New York, Singapore.

Matthew Corey, 37, serves as our Chief Financial Officer. Mr. Corey is the Chief Financial Officer of Alpha Wave Global, Prior to joining Alpha Wave Global, Matthew worked for Gruss Capital Management for ten years in a variety of roles including Chief Financial Officer, Controller and Senior Accountant. Matthew worked on all aspects of fund accounting, management accounting, tax, operations, treasury and investor reporting at Gruss Capital Management. Matthew started his career as an auditor with Rothstein Kass from 2006 to 2009 where he conducted a variety of private company audits and prepared private company tax returns. Matthew graduated from Lehigh University with a Bachelor of Science in Accounting and completed a Master of Science in Jurisprudence from the Seton Hall School of Law. Matthew is a Certified Public Accountant licensed in New York.

Mitchell Caplan, 64, serves on our board of directors. Mr. Caplan was the the Chief Executive Officer of E*Trade, a pioneering electronic trading platform for securities, where he oversaw significant growth and led approximately 15 strategic acquisitions and subsequent integrations. He currently serves as president of Tarsadia Investments, a multi-billion dollar family office. Previously, Mr. Caplan was chief executive officer at Jefferson National, an industry-leading distributor of tax-advantaged investing solutions. From 2000 to 2008 he served as director and chief executive officer at E*Trade. Mr. Caplan currently serves on the board of directors of Modern Bank, PCS Retirement, Envisics Ltd. and Lereta, LLC. Mr. Caplan received a Bachelor’s in history from Brandeis University and a Juris Doctor and Master of Business Administration from Emory University.

We believe Mr. Caplan’s qualifications to serve on our board of directors include: his substantial experience in financial, technology and business services sectors; his track record at Jefferson National and E*Trade; and his experience serving as a director for various public and private companies.

Todd Davis, 53, serves on our board of directors. Mr. Davis was the Cofounder, Chief Executive Officer and Chairman of Lifelock, Inc., a leading player in the identify-theft protection industry. He led the company from its start-up in 2005 to an initial public offering in 2012 on the NYSE, and years later, through a successful acquisition by Symantec for $2.3 billion. He currently serves as Executive Chairman for Kadenwood, an industry leader in CBD consumer packaged goods. From 2005 to 2016, he was the Co-founder, CEO, and Chairman of LifeLock, Inc., where he led the company through its corporate life cycle. He led the company from a start-up in 2005 to an IPO in 2012 on the NYSE and years later, through a successful acquisition by Symantec for $2.3 billion. Mr. Davis currently sits on multiple other private and philanthropic boards where he applies his experience in marketing, technology and building great teams to support early stage companies and position them for success. Mr. Davis received his Bachelor of Business Administration in entrepreneurship and management from Baylor University.

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

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on January 8, 2021 through the earlier of consummation of our initial business combination and our liquidation, we have reimbursed and will continue to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Jonathan Christodoro	Patriot Global Management, L.P.	Investment	President and Chief Investment Officer
	PayPal	Technology	Director
	Frontier Acquisition Corp.	Special Purpose Acquisition Company	Director
Rick Gerson	Alpha Wave Global	Investment	Chairman and Chief Investment Officer
	Frontier Acquisition Corp.	Special Purpose Acquisition Company	Director
Oscar Salazar	CargoX	Transportation	Director
	Rubicon Global	Technology	Director
	International Logistics Holding Inc.	Logistics	Director
	Halan	Transportation	Director
	Not So Dark	Logistics	Director
	Hello SAS	Technology	Director
	Skincoach	Medical	Director
	SEO	Education	Director
Ryan Khoury	Alpha Wave Global	Investment	Partner
	Frontier Acquisition Corp.	Special Purpose Acquisition Company	Co-President
Scott Carpenter	Alpha Wave Global	Investment	Chief Operating Officer
	Frontier Acquisition Corp.	Special Purpose Acquisition Company	Chief Operating Officer
Matthew Corey	Alpha Wave Global	Investment	Chief Financial Officer
	Frontier Acquisition Corp.	Special Purpose Acquisition Company	Chief Financial Officer
Mitchell Caplan	Modern Bank	Financial Services	Director
	PCS Retirement	Financial Services	Director
	Envisics Ltd.	Investment	Director
	Lereta, LLC	Financial Services	Director
Todd Davis	Barrow Neurological Hospital	Healthcare	Director
	Conquer Paralysis Now	Research and Treatment	Director
	Teach for America–Arizona Region	Education	Director
	Getinsured.com	Insurance	Director
	Aesthetics BioMedical	Medical Device	Director
	Kadenwood	Consumer Goods	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of this Report and will purchase private placement warrants in a transaction that will close simultaneously with the closing of our initial public offering.
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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we have reimbursed and will continue to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on January 8, 2021 through the earlier of consummation of our initial business combination and our liquidation, we have reimbursed and will continue to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2022 by:

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

On October 23, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 10,062,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. On December 21, 2020, our Sponsor transferred 40,000 founder shares to each of Todd Davis and Mitchell Caplan, our independent directors, and 40,000 founder shares to Oscar Salazar, our director and co-President. On December 30, 2021, Mitchell Caplan transferred 40,000 founder shares to MHC 2021

Descendants Trust. The percentages in the following table are based on 50,312,500 ordinary shares issued and outstanding as of March 21, 2022.

	Class B ordinary shares			Class A ordinary shares
	Number of			Number of		Approximate
	Shares		Approximate	Shares	Approximate	Percentage
	|Beneficially		Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owners (1)	Owned		of Class(2)	Owned	of Class	Control
Pioneer Merger Sponsor LLC (our sponsor) (3)	9,942,500		98.8%	—	—	19.8%
Rick Gerson(3)	9,942,500		98.8%	4,450,000	11.1%	28.6%
Alpha Wave Global, LP(4)	—		—	4,450,000	11.1%	8.8%
Todd Davis	40,000	(5)	*	—	—	*
MHC 2021 Descendants Trust	40,000	(5)	*	—	—	*
Oscar Salazar	40,000	(5)	*	—	—	*
All officers and directors as a group (eight individuals)	10,062,500		100%	—	—	*
Sculptor Capital LP(6)	—		—	2,214,873	5.50%	4.4%
Weiss Asset Management LP(7)	—		—	2,169,086	5.39%	4.3%
Bleichroeder LP(8)	—		—	2,125,000	5.28%	4.2%
*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 660 Madison Avenue, 19th Floor, New York, NY 10065.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Mr. Gerson.
(4)	Includes Class A ordinary shares beneficially held by Alpha Wave Global, LP (“Alpha Wave Global”), Alpha Wave Ventures, LP (“Alpha Wave”), and Rick Gerson (“Mr. Gerson”), based sole on the Schedule 13D/A filed joint by our Sponsor, Alpha Wave Global and Mr. Gerson with the SEC on January 15, 2022. The business address of each of Alpha Wave Global, our Sponsor and Mr. Gerson is 660 Madison Avenue, 19th Floor, New York, NY 10065. Alpha Wave Global is controlled by Mr. Gerson.
(5)	Does not include any shares indirectly owned by this individual as a result of his membership interest in our sponsor.
(6)	Includes Class A ordinary shares beneficially held by Sculptor Capital LP, a Delaware limited partnership (“Sculptor”), based solely on the Schedule 13G/A filed by Sculptor with the SEC on March 4, 2022 (the “Sculptor 13G/A”). The Sculptor 13G/A indicates that Sculptor and Sculptor Capital II LP, a Delaware limited partnership (“Sculptor-II”) serve as the principal investment manager to certain of the Accounts in which the 2,130,822 Class A ordinary shares are held and are therefore the beneficial owners of such Class A ordinary shares. Sculptor Capital Holding II LLC, a Delaware limited liability company (“SCHC-II”), serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor, and Sculptor Capital Holding Corporation, a Delaware corporation (“SCHC”), is the sole general partner of Sculptor. Therefore, SCHC and SCHC-II have beneficial ownership of the Class A ordinary shares directly owned by Sculptor. Sculptor Capital Management, Inc., a Delaware limited liability company (“SCU”), is the sole shareholder of SCHC and therefore has beneficial ownership of the class A ordinary shares directly owned by Sculptor. The business address of Sculptor, Sculptor-II, SCHC, SCHC-II and SCU is 9 West 57th Street, New York, New York, 10019.
(7)	Includes Class A ordinary shares beneficially held by a private investment partnership (“Weiss Partnership”) and a private investment fund (“Weiss Fund”), based solely on the Schedule 13G filed by Weiss Asset Management LP, a Delaware limited partnership (“Weiss”), with the SEC on February 4, 2022 (the “Weiss 13G”). The Weiss 13G indicates that Weiss is the sole investment manager to Weiss Partnership and Weiss Fund. WAM GP, LLC, a Delaware limited liability company (“WAM GP”), is the sole general partner of Weiss. Andrew Weiss is the managing member of WAM GP. The business address of Weiss, WAM GP and Andrew Weiss is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.
(8)	Includes Class A ordinary shares beneficially held by Bleichroeder LP (“Bleichroeder”), based solely on the Schedule 13G/A filed by Bleichroeder with the SEC on February 14, 2022. Bleichroeder acts as an investment adviser to various clients. Clients of Bleichroeder have the right to receive and ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, our securities. The business address of Bleichroeder is 1245 Avenue of the Americas, 47th Floor, New York, NY 10105.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On October 23, 2020, the Sponsor paid $25,000 to cover certain offering costs on behalf of the Company in exchange for issuance of 10,062,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”).  On December 21, 2020, the Sponsor transferred 40,000 Founder Shares to each of Todd Davis and Mitchell Caplan, the independent director, and 40,000 Founder Shares to Oscar Salazar, the director and co-President.  On December 30, 2021, Mitchell Caplan transferred 40,000 founder shares to MHC 2021 Descendants Trust. The Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

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

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the year ended December 31, 2021, the Company had a loss on excess of fair value over cash received for Private Placement Warrants of approximately $737,000.

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

On June 17, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover for expenses related to the Closing pursuant to a promissory note. This loan was non-interest bearing and payable prior to the earlier of December 31, 2021, or the Closing of a Business Combination. As of December 31, 2021, the Company borrowed $375,000 under the note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the final prospectus from our initial public offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company has incurred $117,742 for administrative fees. No amounts are accrued as of December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements for the period from October 21, 2020 (inception) through December 31, 2020, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for period from October 21, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $130,295 and $61,800, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during for the year ended December 31, 2021 and the period from October 21, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from for the year ended December 31, 2021 and October 21, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021 and the period from October 21, 2020 (inception) through December 31, 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC's website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

4.2	Description of the Company's Securities*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (1)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)

10.5	Administrative Services Agreement between the Company and the Sponsor (1)

10.6	Form of Letter Agreement between the Company and each director and executive officer of the Company (1)

14.1	Code of Ethics (2)

21	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2021.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021.

Exhibit No.	Description

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022

PIONEER MERGER CORP.

By:	/s/ Ryan Khoury
Name:	Ryan Khoury
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ryan Khoury	Chief Executive Officer	March 29, 2022
Ryan Khoury	(Principal Executive Officer)

/s/ Matthew Corey	Chief Financial Officer	March 29, 2022
Matthew Corey	(Principal Financial and Accounting Officer)

/s/ Jonathan Christodoro	Director	March 29, 2022
Jonathan Christodoro

/s/ Oscar Salazar	Director	March 29, 2022
Oscar Salazar

/s/ Mitchell Caplan	Director	March 29, 2022
Mitchell Caplan

/s/ Todd Davis	Director	March 29, 2022
Todd Davis

PIONEER MERGER CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7-F-23

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Pioneer Merger Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Merger Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from October 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As described in Note 2 to the financial statements, the Company's previously issued January 12, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a business combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 29, 2022

PCAOB ID Number 100

PIONEER MERGER CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$13,726	$—
Prepaid expenses	451,250	—
Total current assets	464,976	—
Deferred offering costs	—	517,758
Investments held in Trust Account	402,538,932	—
Total Assets	$403,003,908	$517,758

Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$7,210	$25,324
Accrued expenses	4,999,194	387,058
Note payable - related party	375,000	115,388
Total current liabilities	5,381,404	527,770
Deferred underwriting commissions	14,087,500	—
Derivative warrant liabilities	13,075,830	—
Total liabilities	32,544,734	527,770

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 and 0 shares at redemption value of $10.00 per share as of December 31, 2021 and December 31, 2020, respectively	402,500,000	—

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(32,041,832)	(35,012)
Total shareholders' deficit	(32,040,826)	(10,012)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$403,003,908	$517,758

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER MERGER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period From
		October 21,2020
	For the Year Ended	(Inception) Through
	December 31, 2021	December 31, 2020

General and administrative expenses	$6,260,359	$35,012
Loss from operations	(6,260,359)	(35,012)

Other income (expenses)
Loss on excess of fair value over cash received for Private Placment warrants	(737,000)	—
Change in fair value of derivative warrant liabilities	16,494,500	—
Offering costs - derivative warrant liabilities	(1,080,020)	—
Interest income from investments held in Trust Account	38,932	—
Net income (loss)	$8,456,053	$(35,012)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	39,036,986	—
Basic and diluted net income per share, Class A ordinary shares	$0.17	$—
Basic weighted average shares outstanding of Class B ordinary shares	10,022,945	8,750,000
Diluted weighted average shares outstanding of Class B ordinary shares	10,062,500	8,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.17	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER MERGER CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	(35,012)	$(10,012)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,994)	(40,462,873)	(40,486,867)
Net income	—	—	—	—	—	8,456,053	8,456,053
Balance - December 31, 2021	—	$—	10,062,500	$1,006	$—	$(32,041,832)	$(32,040,826)

Period From October 21, 2020 (Inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - October 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(35,012)	(35,012)
Balance — December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(35,012)	$(10,012)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER MERGER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		From October 21,
	For the Year Ended	2020 (Inception)
	December 31,	through December
	2021	31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,456,053	$(35,012)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(38,932)	—
Loss on excess of fair value over cash received for Private Placment warrants	737,000	—
Change in fair value of derivative warrant liabilities	(16,494,500)	—
Offering costs - derivative warrant liabilities	1,080,020	—
Changes in operating assets and liabilities:
Prepaid expenses	(451,250)	—
Accounts payable	(18,114)	22,954
Accrued expenses	4,917,136	12,058
Net cash used in operating activities	(1,812,587)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)	—
Net cash used in investing activities	(402,500,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	401,000	—
Repayment of note payable to related party	(141,388)	—
Proceeds received from initial public offering, gross	402,500,000	—
Proceeds received from private placement	10,050,000	—
Offering costs paid	(8,483,299)	—
Net cash provided by financing activities	404,326,313	—

Net change in cash	13,726	—

Cash — beginning of the period	—	—
Cash — end of the period	$13,726	$—

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accounts payable	$—	$2,370
Offering costs included in accrued expenses	$70,000	$375,000
Offering costs paid by Sponsor under promissory note	$—	$115,388
Deferred underwriting commissions	$14,087,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from October 21, 2020 through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination including the proposed business combination with Acorns Grow Incorporated (“Acorns”), that was terminated. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination and Termination

On May 26, 2021, the Company entered into a Business Combination Agreement, by and among Pioneer, Pioneer SPAC Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pioneer Merger Sub”), and Acorns Grow Incorporated, a Delaware corporation (“Acorns”). On January 15, 2022, the Company and Pioneer Merger Sub became party to that certain Termination Fee Agreement (the “Termination Fee Agreement”), dated as of January 3, 2022, by and between Pioneer Merger Sponsor LLC (“Sponsor”) and Acorns Grow Incorporated (“Acorns”). Pursuant to the Termination Fee Agreement, the parties agreed to mutually terminate the Business Combination Agreement, dated as of May 26, 2021 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Acorns and Pioneer Merger Sub, subject to the conditions set forth in the Termination Fee Agreement.

The Termination Fee Agreement provides for deferred payments from Acorns to the Company. Acorns is required to pay an aggregate sum of $17,500,000 to the Company in monthly payments through December 15, 2022. In March 2022, the Company received payments under the Termination Fee Agreement so that a total of $17,500,000 has been paid pursuant to the Termination Fee Agreement. If Pioneer (i) has not consummated an initial business combination on or before December 15, 2022 and (ii) determines to redeem its public shares (and does not withdraw such determination), Acorns is required to pay to the Company $15,000,000 no later than December 22, 2022.

The Company intends to continue its search for an initial Business Combination. As previously disclosed, if the Company does not complete an initial Business Combination, any funds remaining, after paying expenses including those incurred in the Company’s search for a Business Combination, from payments under the Termination Fee Agreement, are expected to remain outside of the Trust Account and not be part of liquidating distributions with respect to the Public Shares.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $14,000 in its operating bank account and a working capital deficit of approximately $4.9 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loans of approximately $141,000 prior to a the Initial Public Offering and $375,000 from the Sponsor pursuant to a second promissory note of up to $500,000 available as discussed in Note 4, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the first promissory note of approximately $141,000 in full on January 15, 2021. As of December 31, 2021, $375,000 is outstanding from the Sponsor's second promissory note, and $125,000 remains available. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan. In addition, the Termination Fee Agreement provides for deferred payments from Acorns

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the Company in an aggregate sum of $17.5 million in monthly payments through December 15, 2022. In March 2022, the Company received payments under the Termination Fee Agreement so that a total of $17,500,000 has been paid pursuant to the Termination Fee Agreement.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until January 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

Restatement of Previously Filed Balance Sheet

In preparation of the Company’s financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously filed balance sheet as of January 12, 2021 (the “Post IPO Balance Sheet”) to classify all Class A ordinary shares subject to possible redemption in temporary equity and to classify its outstanding warrants as liabilities. In accordance with the accounting guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, the Company determined it should classify all redeemable Class A ordinary shares as temporary equity and recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

Additionally, in connection with the preparation of the Company’s interim financial statements for the quarterly period ended March 31, 2021, the Company reevaluated its accounting treatment of (i) the 13,416,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 6,700,000 Private Placement Warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously classified the Warrants in shareholders’ equity. In further consideration of the guidance in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each subsequent reporting date, with changes in fair value recognized in income and losses.

In accordance with FASB ASC Topic 340, “Other Assets and Deferred Costs,” as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the Post IPO Balance Sheet that contained the error, reported in the Company’s Form 8-K Balance Sheet as filed with the SEC on January 19, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to classify all outstanding Warrants as liabilities. As such, the Company is reporting this restatement in this annual report. The previously presented Post-IPO Balance Sheet should no longer be relied upon.

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported audited balance sheet as of January 12, 2021:

As of January 12, 2021	As Reported	Adjustment	As Restated
Total assets	$405,392,200	$—	$405,392,200
Derivative warrant liabilities – public warrants	—	18,783,330	18,783,330
Derivative warrant liabilities – private warrants	—	10,787,000	10,787,000
Total liabilities	$15,647,766	$29,570,330	$45,218,096
Class A ordinary shares subject to possible redemption	384,744,430	17,755,570	402,500,000
Preferred shares	—	—	—
Class A ordinary shares	178	(178)	—
Class B ordinary shares	1,006	—	1,006
Additional paid-in capital	5,045,829	(5,045,829)	—
Accumulated defict	(47,009)	(42,279,893)	(42,326,902)
Total shareholders’s equity (deficit)	$5,000,004	$(47,325,900)	(42,325,896)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$405,392,200	$—	$405,392,200
Number of Class A ordinary shares subject to redemption	38,474,443	1,775,557	40,250,000
Number of non-redeemable Class A ordinary shares	1,775,557	(1,775,557)	—

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets.

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

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 815, paragraph 40, Contracts in Entity’s Own Equity. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). The fair value of Public Warrants has subsequently been determined using listed prices in an active market for such warrants as of the reporting date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,116,667 shares of ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied as of December 31, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

			For the Period From October 21, 2020
	For the Year Ended December 31, 2021		(Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - Basic	$6,728,481	$1,727,572	$—	$(35,012)
Allocation of net income (loss) - Diluted	$6,723,061	$1,732,992	$—	$(35,012)

Denominator:
Basic weighted average ordinary shares outstanding	39,036,986	10,022,945	—	8,750,000
Effect of dilutive securities	—	39,555	—	—
Diluted weighted average ordinary shares outstanding	39,036,986	10,062,500	—	8,750,000
Basic and diluted net income (loss) per ordinary share	$0.17	$0.17	$—	$(0.00)

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

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2020, the Sponsor paid $25,000 to cover certain offering costs on behalf of the Company in exchange for issuance of 10,062,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”).  On December 21, 2020, the Sponsor transferred 40,000 Founder Shares to each of Todd Davis and Mitchell Caplan, the independent director, and 40,000 Founder Shares to Oscar Salazar, the director and co-President. On December 30, 2021, Mitchell Caplan transferred 40,000 founder shares to MHC 2021 Descendants Trust. The Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

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

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the year ended December 31, 2021, the Company had a loss on excess of fair value over cash received for Private Placement Warrants of approximately $737,000.

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

On June 17, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover for expenses related to the Closing pursuant to a promissory note. This loan was non-interest bearing and payable prior to the earlier of December 31, 2021, or the Closing of a Business Combination. As of December 31, 2021, the Company borrowed $375,000 under the note.

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the final prospectus from our initial public offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company has incurred $117,742 for administrative fees. No amounts are accrued as of December 31, 2021.

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

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021, the Company had 13,416,667 Public Warrants and 6,700,000 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020.

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheet. There were no Class A shares outstanding as of December 31, 2020.

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheet is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(18,783,330)
Class A ordinary shares issuance costs	(21,703,537)
Plus:
Accretion of carrying value to redemption value	40,486,867
Class A ordinary shares subject to possible redemption	$402,500,000

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 40,250,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets. See Note 7. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, 10,062,500 Class B ordinary shares were issued and outstanding.

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

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets
Investments held in Trust Account – Money Market Funds	$402,538,932	$—	$402,538,932
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,720,830	$—	$8,720,830
Derivative warrant liabilities - Private Placement Warrants	$—	$4,355,000	$4,355,000
Total fair value	$8,720,830	$4,355,000	$13,075,830

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The Private Warrants transferred to a Level 2 measurement in the fourth quarter as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and Private Placement Warrants have initially been measured at fair value using a Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, while the fair value of Private Placement Warrants were estimated using a Black-Scholes option pricing model through September 30, 2021. Subsequently, as of December 31, 2021 the fair value of the Private Placement Warrants are estimated using a Level 1 measurement, the observable trading price of the Public Warrants. For the year ended December 31, 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of $16.5 million, which is presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of January 12, 2021
Exercise price	11.50
Stock Price	10.67
Option term to M&A	5.00
Volatility	30%
Risk-free interest rate	0.50%

PIONEER MERGER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of Level 3 derivative warrant liabilities for the year ended December 31, 2021, is summarized as follows:

Level 3 - Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	29,570,330
Transfer of Public Warrants to Level 1	(18,783,330)
Change in fair value of derivative warrant liabilities - Level 3	(1,541,000)
Transfer of Private Warrants to Level 2	(9,246,000)
Level 3 - Derivative warrant liabilities at December 31, 2021	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure, other than the Termination Agreement described in Note 1, in the consolidated financial statements.