Form 10-Q
period 2022-03-31
Pioneer Merger Corp.
filed 2022-05-13
CIK 1829797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39867

PIONEER MERGER CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1563709
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

667 Madison Avenue, 19th Floor New York, New York	10065
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2022, a total of 40,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PIONEER MERGER CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PIONEER MERGER CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$12,502,115	$13,726
Prepaid expenses	406,688	451,250
Total current assets	12,908,803	464,976
Investments held in Trust Account	402,574,486	402,538,932
Total Assets	$415,483,289	$403,003,908

Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$147,865	$7,210
Accrued expenses	444,195	4,999,194
Note payable - related party	—	375,000
Due to related party	30,000	—
Total current liabilities	622,060	5,381,404
Deferred underwriting commissions	14,087,500	14,087,500
Derivative warrant liabilities	4,023,330	13,075,830
Total liabilities	18,732,890	32,544,734

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	402,500,000	402,500,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,006	1,006
Additional paid-in capital	—	—
Accumulated deficit	(5,750,607)	(32,041,832)
Total shareholders' deficit	(5,749,601)	(32,040,826)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$415,483,289	$403,003,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIONEER MERGER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$266,828	$363,196
General and administrative expenses - related party	30,000	—
Loss from operations	(296,828)	(363,196)

Other income (expenses)
Loss on excess of fair value over cash received for Private Placement warrants	—	(737,000)
Change in fair value of derivative warrant liabilities	9,052,500	8,583,830
Offering costs - derivative warrant liabilities	—	(1,080,020)
Income from termination fee	17,500,000	—
Interest income from investments held in Trust Account	35,553	8,602
Net income	$26,291,225	$6,412,216

Weighted average shares outstanding of Class A ordinary shares basic and diluted	40,250,000	35,330,556
Basic and diluted net income per share, Class A ordinary shares	$0.52	$0.14

Weighted average shares outstanding of Class B ordinary shares - basic	10,062,500	9,902,083
Weighted average shares outstanding of Class B ordinary shares - diluted	10,062,500	10,062,500
Basic and diluted net income per share, Class B ordinary shares	$0.52	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements

PIONEER MERGER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	10,062,500	$1,006	$—	$(32,041,832)	$(32,040,826)
Net income	—	—	—	—	—	26,291,225	26,291,225
Balance — March 31, 2022 (unaudited)	—	$—	10,062,500	$1,006	$—	$(5,750,607)	$(5,749,601)

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(35,012)	$(10,012)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,994)	(40,462,873)	(40,486,867)
Net income	—	—	—	—	—	6,412,216	6,412,216
Balance – March 31, 2021 (unaudited)	—	$—	10,062,500	$1,006	$—	$(34,085,669)	$(34,084,663)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIONEER MERGER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$26,291,225	$6,412,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest income from investments held in Trust Account	(35,553)	(8,602)
Loss on excess of fair value over cash received for Private Placment warrants	—	737,000
Change in fair value of derivative warrant liabilities	(9,052,500)	(8,583,830)
Offering costs - derivative warrant liabilities	—	1,080,020
Changes in operating assets and liabilities:
Prepaid expenses	44,561	(809,379)
Accounts payable	140,655	39,464
Accrued expenses	(4,484,999)	73,887
Due to related party	30,000	—
Net cash provided by (used in) operating activities	12,933,389	(1,059,224)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(402,500,000)
Net cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	80,000	26,000
Repayment of note payable to related party	(455,000)	(141,388)
Proceeds received from initial public offering, gross	—	402,500,000
Proceeds received from private placement	—	10,050,000
Offering costs paid	(70,000)	(8,483,299)
Net cash (used in) provided by financing activities	(445,000)	403,951,313

Net change in cash	12,488,389	392,089

Cash — beginning of the period	13,726	—
Cash — end of the period	$12,502,115	$392,089

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses		$70,000
Deferred underwriting commissions		$14,087,500

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from October 21, 2020 through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination including the proposed business combination with Acorns (as defined below), that was terminated. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of Proposed Business Combination

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $12.5 million in its operating bank account and working capital of approximately $12.3 million.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to receiving the $17.5 million in the first quarter under the Termination Fee Agreement were satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loans of approximately $141,000 prior to a the Initial Public Offering and $375,000 from the Sponsor pursuant to a second promissory note of up to $500,000 available as discussed in Note 4, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the first promissory note of approximately $141,000 in full on January 15, 2021. After receiving the termination fee payments totaling $17.5 million in the first quarter of 2022, the Company repaid the second promissory note balance of approximately $455,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until January 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. Management intends on completing a Business Combination before the liquidation date, January 12, 2023.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the terminated merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2022.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents held outside the Trust Account.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets. Except for derivative warrant liabilities (see Note 9)

Fair Value Measurements

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Termination Agreement

In addition to settlement proceeds received in March 2022 in connection with the termination of the aforementioned proposed business combination, the Termination Agreement provides for a potential further payment to the Company. If Pioneer (i) has not consummated an initial business combination on or before December 15, 2022 and (ii) determines to redeem its public shares (and does not withdraw such determination), Acorns is required to pay to the Company $15,000,000 no later than December 22, 2022. Since the potential payment is contingent upon a future undetermined event, no gain is recognized with respect to the future payment in the condensed consolidated statements of operations as of March 31, 2022.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 815, paragraph 40, Contracts in Entity’s Own Equity. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). The fair value of Public Warrants has subsequently been determined using listed prices in an active market for such warrants as of the reporting date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of the ordinary shares upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,116,667 shares of ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. For the three months ended March 31, 2021, the number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied by the end of the period, the Company included these shares in the weighted average number as of the beginning of the period presented to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - Basic	$21,032,980	$5,258,245	$5,008,489	$1,403,727
Allocation of net income - Diluted	$21,032,980	$5,258,245	$4,990,789	$1,421,427

Denominator:
Basic weighted average ordinary shares outstanding	40,250,000	10,062,500	35,330,556	9,902,083
Effect of dilutive securities	—	—	—	160,417
Diluted weighted average ordinary shares outstanding	40,250,000	10,062,500	35,330,556	10,062,500
Basic and Diluted net income per ordinary share	$0.52	$0.52	$0.14	$0.14

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

Share-based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the three months ended March 31, 2022, the Company did not record a loss on excess of fair value over cash received for Private Placement Warrants. For the three months ended March 31, 2021, the Company had a loss on excess of fair value over cash received for Private Placement Warrants of approximately $737,000.

Related Party Loans

On October 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $141,000 under the Note, and on January 15, 2021, the Company repaid the Note in full. Subsequent to repayment, the facility is no longer available to the Company.

On June 17, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover for expenses related to the closing pursuant to a second promissory note. This loan was non-interest bearing and payable prior to the earlier of December 31, 2021, or the closing of a Business Combination. As of December 31, 2021, the Company borrowed $375,000 under the note. The Company borrowed approximately $455,000 in total under the second promissory note and repaid the note in full on March 11, 2022.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the final prospectus from the initial public offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000, for these administrative fees. As of March 31, 2022, the Company had a balance due of $30,000 for these fees, included as accrued expenses on the accompanying condensed consolidated balance sheets. For the year ended December 31, 2021, the Company had no balance due for these fees, included as accrued expenses on the accompanying condensed balance sheets.The Company began accruing these fees in April 2021.

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

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had 13,416,667 Public Warrants and 6,700,000 Private Placement Warrants outstanding.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants have an exercise price of $11.50 per whole share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(18,783,330)
Class A ordinary shares issuance costs	(21,703,537)
Plus:
Accretion of carrying value to redemption value	40,486,867
Class A ordinary shares subject to possible redemption	$402,500,000

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 40,250,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets (see Note 7).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 10,062,500 Class B ordinary shares were issued and outstanding.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Total
Assets
Investments held in Trust Account - Money Market Funds	$402,574,486	$—	$402,574,486
Liabilities:
Derivative warrant liabilities - Public Warrants	$2,683,330	$—	$2,663,330
Derivative warrant liabilities - Private Placement Warrants	—	1,340,000	1,340,000
Total fair value	$2,683,330	$1,340,000	$4,023,330

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets
Investments held in Trust Account - Money Market Funds	$402,538,932	$—	$402,538,932
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,720,830	$—	$8,720,830
Derivative warrant liabilities - Private Placement Warrants	—	4,355,000	4,355,000
Total fair value	$8,720,830	$4,355,000	$13,075,830

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The Private Warrants transferred to a Level 2 measurement in the fourth quarter as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. There were no transfers between Levels in the three months ended March 31, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and Private Placement Warrants have initially been measured at fair value using a Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, while the fair value of Private Placement Warrants were estimated using a Black-Scholes option pricing model through September 30, 2021. Subsequently, the fair value of the Private Placement Warrants are estimated using a Level 1 measurement, the observable trading price of the Public Warrants. For the three months ended March 31, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of $9.1 million and $8.6 million, respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in an option pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

Our activity from October 21, 2020 through March 31, 2022, includes preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as expenses for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $26.3 million, which consisted of $17.5 million from the termination fee, approximately $9.1 million in change in fair value of derivative warrant liabilities, and approximately $36,000 income from investments held in Trust Account, partially offset by approximately $297,000 in general and administrative expenses.

For the three months ended March 31, 2021, we had net income of approximately $6.4 million, which consisted of $8.6 million decrease in change in the fair value of derivative warrant liabilities and approximately $9,000 of income from investments held in Trust Account, partially offset by approximately $1.1 million of financing costs associated with the issuance of derivative warrant liabilities, approximately $737,000 loss on excess of fair value over cash received for Private Placement warrants, and approximately $361,000 of general and administrative expenses.

Termination of Proposed Business Combination

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

The Termination Fee Agreement provides for deferred payments from Acorns to us. Acorns is required to pay an aggregate sum of $17,500,000 to us in monthly payments through December 15, 2022. In January and March 2022, we received payments under the Termination Fee Agreement so that a total of $17,500,000 has been paid pursuant to the Termination Fee Agreement. If we (i) have not consummated an initial business combination on or before December 15, 2022 and (ii) determine to redeem its public shares (and does not withdraw such determination), Acorns is required to pay to us $15,000,000 no later than December 22, 2022.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $12.5 million in cash and working capital of approximately $12.3 million.

Our liquidity needs prior to receiving the $17.5 million in the first quarter under the Termination Fee Agreement were satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loans of approximately $141,000 prior to the Initial Public Offering and $375,000 from our Sponsor pursuant to a second promissory note of up to $500,000 available, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the first promissory note of approximately $141,000 in full on January 15, 2021. After receiving the termination fee payments totaling $17.5 million in the first quarter of 2022, the Company repaid the second promissory note balance of $455,000 in full on March 11, 2022. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed consolidated financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim consolidated financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on May 30, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

*  Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2022.

PIONEER MERGER CORP.

By:	/s/ Ryan Khoury
Name:	Ryan Khoury
Title:	Chief Executive Officer
(Principal Executive Officer)