Form 10-Q
period 2022-09-30
Pioneer Merger Corp.
filed 2022-11-10
CIK 1829797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, a total of 40,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PIONEER MERGER CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PIONEER MERGER CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$12,264,235	$13,726
Prepaid expenses	135,563	451,250
Total current assets	12,399,798	464,976
Investments held in Trust Account	404,802,066	402,538,932
Total Assets	$417,201,864	$403,003,908

Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$132,886	$7,210
Accrued expenses	705,383	4,999,194
Note payable - related party	—	375,000
Total current liabilities	838,269	5,381,404
Deferred underwriting commissions	14,087,500	14,087,500
Derivative warrant liabilities	804,670	13,075,830
Total liabilities	15,730,439	32,544,734

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at redemption value of $10.05 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	404,702,066	402,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,006	1,006
Additional paid-in capital	—	—
Accumulated deficit	(3,231,647)	(32,041,832)
Total shareholders’ deficit	(3,230,641)	(32,040,826)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$417,201,864	$403,003,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER MERGER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$163,992	$4,305,160	$1,022,043	$5,343,399
Loss from operations	(163,992)	(4,305,160)	(1,022,043)	(5,343,399)

Other income (expenses)
Loss on excess of fair value over cash received for Private Placement warrants	—	—	—	(737,000)
Change in fair value of derivative warrant liabilities	1,207,000	9,589,500	12,271,160	5,566,000
Offering costs - derivative warrant liabilities	—	—	—	(1,080,020)
Income from termination fee	—	—	17,500,000	—
Interest income from investments held in Trust Account	1,780,340	13,456	2,263,134	28,786
Net income (loss)	$2,823,348	$5,297,796	$31,012,251	$(1,565,633)

Weighted average shares outstanding of Class A ordinary shares basic and diluted	40,250,000	40,250,000	40,250,000	38,090,244
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$0.11	$0.62	$(0.03)

Weighted average shares outstanding of Class B ordinary shares basic and diluted	10,062,500	10,062,500	10,062,500	10,009,615
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$0.11	$0.62	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PIONEER MERGER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	10,062,500	$1,006	$—	$(32,041,832)	$(32,040,826)
Net income	—	—	—	—	—	26,291,225	26,291,225
Balance - March 31, 2022 (unaudited)	—	$—	10,062,500	$1,006	$—	$(5,750,607)	$(5,749,601)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(421,727)	(421,727)
Net income	—	—	—	—	—	1,897,678	1,897,678
Balance - June 30, 2022 (unaudited)	—	$—	10,062,500	$1,006	$—	$(4,274,656)	$(4,273,650)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,780,339)	(1,780,339)
Net income	—	—	—	—	—	2,823,348	2,823,348
Balance – September 30, 2022 (unaudited)	—	$—	10,062,500	$1,006	$—	$(3,231,647)	$(3,230,641)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(35,012)	$(10,012)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,994)	(40,462,873)	(40,486,867)
Net income	—	—	—	—	—	6,412,216	6,412,216
Balance - March 31, 2021 (unaudited)	—	$—	10,062,500	$1,006	$—	$(34,085,669)	$(34,084,663)
Net loss	—	—	—	—	—	(13,275,645)	(13,275,645)
Balance - June 30, 2021 (unaudited)	—	$—	10,062,500	$1,006	$—	$(47,361,314)	$(47,360,308)
Net income	—	—	—	—	—	5,297,796	5,297,796
Balance – September 30, 2021 (unaudited)	—	$—	10,062,500	$1,006	$—	$(42,063,518)	$(42,062,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER MERGER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$31,012,251	$(1,565,633)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest income from investments held in Trust Account	(2,263,134)	(28,786)
Loss on excess of fair value over cash received for Private Placement warrants	—	737,000
Change in fair value of derivative warrant liabilities	(12,271,160)	(5,566,000)
Offering costs - derivative warrant liabilities	—	1,080,020
Changes in operating assets and liabilities:
Prepaid expenses	315,687	(586,313)
Accounts payable	125,676	(2,486)
Accrued expenses	(4,223,811)	4,320,088
Net cash provided by (used in) operating activities	12,695,509	(1,612,110)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(402,500,000)
Cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	80,000	226,000
Repayment of note payable to related party	(455,000)	(141,388)
Proceeds received from initial public offering, gross	—	402,500,000
Proceeds received from private placement	—	10,050,000
Offering costs paid	(70,000)	(8,483,299)
Net cash provided by (used in) financing activities	(445,000)	404,151,313

Net change in cash	12,250,509	39,203

Cash — beginning of the period	13,726	—
Cash — end of the period	$12,264,235	$39,203

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$14,087,500

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from October 21, 2020 through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination including the proposed Business Combination with Acorns (as defined below) that was terminated. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $402.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $12.3 million in its operating bank account and working capital of approximately $11.6 million.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to receiving the $17.5 million in the first quarter of 2022 under the Termination Fee Agreement were satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loans of approximately $141,000 prior to the Initial Public Offering and $375,000 from the Sponsor pursuant to a second promissory note of up to $500,000 available as discussed in Note 4, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the first promissory note of approximately $141,000 in full on January 15, 2021. After receiving the termination fee payments totaling $17.5 million in the first quarter of 2022, the Company repaid the second promissory note balance of approximately $455,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy, and the specific impact on the Company’s financial condition, results of operations, and cash flows are not determinable as of the date of these unaudited condensed consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. The condensed consolidated financial statements of the Company include its wholly owned subsidiary formed in connection with the terminated merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Termination Agreement

In addition to settlement proceeds received in March 2022 in connection with the termination of the aforementioned proposed Business Combination, the Termination Agreement provides for a potential further payment to the Company. If Pioneer (i) has not consummated an initial Business Combination on or before December 15, 2022 and (ii) determines to redeem its Public Shares (and does not withdraw such determination), Acorns is required to pay to the Company $15,000,000 no later than December 22, 2022. Since the potential payment is contingent upon a future undetermined event, no gain is recognized with respect to the future payment in the condensed consolidated statements of operations as of September 30, 2022.

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

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 815, paragraph 40, Contracts in Entity’s Own Equity. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). The fair value of Public Warrants has subsequently been determined using listed prices in an active market for such warrants as of the reporting date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Subsequently, the Company recognized changes in redemption value as an increase in the redemption value of the Class A ordinary shares subject to possible redemption, as reflected in the accompanying unaudited condensed consolidated statements of changes in shareholders’ deficit.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,116,667 shares of ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. For the three and nine months ended September 30, 2021, the number of weighted average Class B ordinary shares for calculating net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - Basic and diluted	$2,258,678	$564,670	$4,238,237	$1,059,559

Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,250,000	10,062,500	40,250,000	10,062,500
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.11	$0.11

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - Basic and diluted	$24,809,801	$6,202,450	$(1,239,824)	$(325,809)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,250,000	10,062,500	38,090,244	10,009,615
Basic and diluted net income (loss) per ordinary share	$0.62	$0.62	$(0.03)	$(0.03)

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

Share-based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the three and nine months ended September 30, 2022, there was no loss on excess of fair value over cash received for Private Placement Warrants. For the three and nine months ended September 30, 2021, the Company had a loss on excess of fair value over cash received for Private Placement Warrants of approximately $0 and $737,000, respectively.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the final prospectus from the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 of administrative fees, included in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $80,000, respectively, of administrative fees reflected in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, no amounts were included as accrued expenses on the accompanying condensed consolidated balance sheets.

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

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, the Company had 13,416,667 Public Warrants and 6,700,000 Private Placement Warrants outstanding.

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as set forth below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (defined below) of the Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(18,783,330)
Class A ordinary shares issuance costs	(21,703,537)
Plus:
Accretion of carrying value to redemption value	40,486,867
Class A ordinary shares subject to possible redemption at December 31, 2021	$402,500,000
Increase in Class A ordinary shares subject to possible redemption	421,727
Class A ordinary shares subject to possible redemption at June 30, 2022	$402,921,727
Increase in Class A ordinary shares subject to possible redemption	1,780,339
Class A ordinary shares subject to possible redemption at September 30, 2022	$404,702,066

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 40,250,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets (see Note 7).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 10,062,500 Class B ordinary shares were issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Total
Assets:
Investments held in Trust Account – U.S. Treasury Securities (1)	$404,802,066	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$536,670	$—	$536,670
Derivative warrant liabilities - Private Placement Warrants	—	268,000	268,000
Total fair value of liabilities	$536,670	$268,000	$804,670

(1) Includes approximately $992 in cash

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets
Investments held in Trust Account - Money Market Funds	$402,538,932	$—	$402,538,932
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,720,830	$—	$8,720,830
Derivative warrant liabilities - Private Placement Warrants	—	4,355,000	4,355,000
Total fair value of liabilities	$8,720,830	$4,355,000	$13,075,830

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The Private Warrants transferred to a Level 2 measurement in the fourth quarter of 2021 as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. There were no transfers between Levels in the three and nine months ended September 30, 2022 and 2021.

PIONEER MERGER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 1 assets include investments in U.S. treasury securities at September 30, 2022 and. investments in money market funds that invest solely in U.S. government securities at December 31, 2021. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.

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

For the three months ended September 30, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of $1.2 million and $9.6 million, respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of $12.3 million and $5.6 million, respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations.

The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

Our activity from October 21, 2020 through September 30, 2022, includes preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as expenses for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $2.8 million, which consisted of approximately $1.2 million in change in fair value of derivative warrant liabilities, and approximately $1.8 million income from investments held in Trust Account, partially offset by approximately $164,000 in general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $5.3 million, which consisted of approximately $9.6 million change in fair value of derivative warrant liabilities and approximately $13,000 income from investments held in Trust Account offset by general and administrative expense of approximately $4.3 million.

For the nine months ended September 30, 2022, we had net income of approximately $31.0 million, which consisted of approximately $12.3 million in change in fair value of derivative warrant liabilities, approximately $2.3 million income from investments held in Trust Account and $17.5 million of income from termination fee, partially offset by approximately $1.0 million in general and administrative expenses.

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

We intend to continue our search for an initial Business Combination. As previously disclosed, if we do not complete an initial Business Combination, any funds remaining, after paying expenses including those incurred in our search for a Business Combination, from payments under the Termination Fee Agreement, are expected to remain outside of the trust account and not be part of liquidating distributions with respect to the Public Shares. See “Item 1. Business -- Redemption of Public Shares and Liquidation If No Initial Business Combination” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

On May 18, 2022, the Company requested that its Registration Statement on Form S-4 (File No. 333-257305) related to the Proposed Business Combination, together with all exhibits thereto, and as subsequently amended (the “Registration Statement”), initially filed with the SEC on June 23, 2021, be withdrawn.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $12.3 million in cash and working capital of approximately $11.6 million.

Our liquidity needs prior to receiving the $17.5 million in the first quarter under the Termination Fee Agreement were satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loans of approximately $141,000 prior to the Initial Public Offering and $375,000 from our Sponsor pursuant to a second promissory note of up to $500,000 available, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the first promissory note of approximately $141,000 in full on January 15, 2021. After receiving the termination fee payments totaling $17.5 million in the first quarter of 2022, the Company repaid the second promissory note balance of $455,000 in full on March 11, 2022. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy, and the specific impact on our condition, results of operations, and cash flows are not determinable as of the date of these condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed consolidated financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 30, 2022 (the “Form 10-K”). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

*  Filed herewith.

**  Furnished herewith.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

PIONEER MERGER CORP.

By:	/s/ Ryan Khoury
Name:	Ryan Khoury
Title:	Chief Executive Officer
(Principal Executive Officer)